Form 10-K405
period 1997-12-31
HEADLANDS MORTGAGE SEC INC MORTGAGE PASS THR CERT SER 1997-6
filed 1998-03-27
CIK 1050415

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________ to _________.

Commission File Number: 333-32485-3

  Headlands Mortgage Securities Inc. (as Sponsor under a Pooling and Servicing
    Agreement dated as of November 1, 1997 providing for the issuance of the
               Mortgage Pass-Through Certificates, Series 1997-6)

                       HEADLANDS MORTGAGE SECURITIES INC.
             (Exact Name of registrant as specified in its charter)

               Delaware                              68-0397342
   (State or other jurisdiction of      (I.R.S. employer identification no.)
    incorporation or organization)

          1100 Larkspur Landing Circle, Suite 101,
                    Larkspur, California
               (Address of principal executive                   94939
                          offices)                             (Zip code)

                                 (415) 461-6790
              (Registrant's telephone number, including area code)

Securities registered pursuant to              Securities registered pursuant to
   Section 12(b) of the Act:                        Section 12(g) of the Act:

            None                                             None
       (Title of class)                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 Not Applicable

                      Documents incorporated by reference:

                                 Not Applicable

                       HEADLANDS MORTGAGE SECURITIES INC.
                MORTGAGE PASS-THROUGH CERTIFICATES SERIES 1997-6

                                      INDEX

                                                                            Page
                                                                            ----

PART I      ...................................................................3
            ITEM 1  -  BUSINESS................................................3
            ITEM 2  -  PROPERTIES..............................................3
            ITEM 3  -  LEGAL PROCEEDINGS.......................................3
            ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF
                       SECURITY HOLDERS........................................3

PART II     ...................................................................3
            ITEM 5  -  MARKET FOR REGISTRANT'S COMMON STOCK AND
                       RELATED STOCKHOLDER MATTERS.............................3
            ITEM 6  -  SELECTED FINANCIAL DATA.................................3
            ITEM 7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........3
            ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............3
            ITEM 9  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                       ON ACCOUNTING AND FINANCIAL DISCLOSURE..................3


PART III    ...................................................................4
            ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF
                       THE REGISTRANT..........................................4
            ITEM 11 -  EXECUTIVE COMPENSATION..................................4
            ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                       OWNERS AND MANAGEMENT...................................4
            ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........6

PART IV     ...................................................................6
            ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                       REPORTS ON FORM 8-K.....................................6

SIGNATURES  ...................................................................7
INDEX TO EXHIBITS..............................................................8

                                     PART I

ITEM 1 - BUSINESS

            Not Applicable.

ITEM 2 - PROPERTIES

            Headlands Mortgage Securities Inc. (the "Sponsor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 14.

ITEM 3  - LEGAL PROCEEDINGS

            The Sponsor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates Series 1997-6 (the "Trust"), established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated November 1, 1997 among The Bank of New York, as trustee (the "Trustee"), Headlands Mortgage Securities Inc., as Sponsor and Headlands Mortgage Company, as servicer (the "Servicer"); the Trustee; the Sponsor; or the Servicer which relates to the Trust.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Sponsor, there is no established public trading market for the Certificates.

            All of the Class A-I Certificates, Class A-II Certificates, Class B Certificates, Class X Certificates and Class PO Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of December 31, 1997, there were 24 holders of the Class A Certificates, 3 holders of the Class B Certificates, 1 holder of the Class R Certificates and 1 holder of the Class X Certificates.

ITEM 6 - SELECTED FINANCIAL DATA

            Not Applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Not Applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

            Not Applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            There were no changes of accountants or disagreements on accounting or financial disclosures between the Sponsor and its accountants.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Not Applicable.

ITEM 11 - EXECUTIVE COMPENSATION

            Not Applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Sponsor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                   Class A-I-1

              Name and Address               Principal Amount  % of Class

       Chase Manhattan Bank/Broker & Dealer
         Clearance Department
       4 New York Plaza, 21st Floor
       New York, NY  10015                      $23,261,000       100%

                                   Class A-I-2

              Name and Address               Principal Amount  % of Class

       Salomon Brothers, Inc.
       880 Hidden River Parkway
       Tampa, FL  33637                         $39,992,000       100%

                                   Class A-I-3

              Name and Address               Principal Amount  % of Class

       Chase Manhattan Bank/Broker & Dealer
         Clearance Department
       4 New York Plaza, 21st Floor
       New York, NY  10015                      $22,287,306       100%

                                   Class A-I-4

              Name and Address               Principal Amount  % of Class

       Chase Manhattan Bank/Broker & Dealer
         Clearance Department
       4 New York Plaza, 21st Floor
       New York, NY  10015                      $49,694,224       59.4%

       Wachovia Bank N.A.
       100 N. Main Street, NC 37121
       Winston-Salem, NC  27150                 $7,150,000        8.5%

       Boston Safe Deposit & Trust Company
       c/o Mellon Bank N.A.
       Three Mellon Bank Center,
       Room 153-3015
       Pittsburgh, PA  15259                    $6,720,000        8.0%

       Northern Trust Company
       801 S. Canal, C-IN
       Chicago, IL  60607                       $6,090,000        7.3%

                                   Class A-I-6

              Name and Address               Principal Amount  % of Class

       Bank of New York
       925 Patterson Plank Rd.
       Secaucus, NJ  07094                      $2,575,000        6.9%

                                   Class A-I-6

              Name and Address               Principal Amount  % of Class

       Chase Manhattan Bank/Broker & Dealer
         Clearance Department
       4 New York Plaza, 21st Floor
       New York, NY  10015                      $12,548,250       100%

                                  Class A-II-1

              Name and Address               Principal Amount  % of Class

       Boston Safe Deposit & Trust Company
       c/o Mellon Bank N.A.
       Three Mellon Bank Center,  Room
       153-3015
       Pittsburgh, PA  15259                    $25,000,000       100%

                                  Class A-II-2

              Name and Address               Principal Amount  % of Class

       Chase  Manhattan  Bank/Broker & Dealer
         Clearance Department
       4 New York Plaza, 21st Floor
       New York, NY  10015                      $30,282,713       75.2%

       SSB - Custodian
       Global Corp. Action Dept. JAB5W
       P.P. Box 1631
       Boston, MA  02105-1631                   $10,000,000       24.8%

                                    Class B-I

              Name and Address               Principal Amount  % of Class

       Morgan Stanley Trust Company
       Investor Communication Services
       51 Mercedes Way
       Edgewood, NY  11717                      $4,999,860        68.1%

       Chase Manhattan Bank/Broker & Dealer
         Clearance Department
       4 New York Plaza, 21st Floor
       New York, NY  10015                      $2,340,366        31.9%

                                    Class B-3

              Name and Address               Principal Amount  % of Class

       Bank of New York
       925 Patterson Plank Rd.
       Secaucus, NJ  07094                      $2,213,719        100%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (a) The following documents are filed as part of this report:

               1.       Financial Statements:

                        Not applicable.

               2.       Financial Statement Schedules:

                        Not applicable.

               3.       Exhibits:

                        Exhibit No.       Description
                        -----------       -----------

                        99.1.             Statement of Compliance of the Master
                                          Servicer.

                        99.2 Annual Report of Independent Accountant with respect to the Master Servicer's overall servicing operations.

                                   SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Sponsor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          By:   HEADLANDS MORTGAGE SECURITIES INC.,
                                As Sponsor


                                By:    /s/ Gilbert J. MacQuarrie
                                       ----------------------------------------
                                Name:  Gilbert J. MacQuarrie
                                Title: Vice President, Treasurer and Secretary

Date: March 26, 1998.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Sponsor and in the capacities and on the dates indicated:

        Signature                  Position                          Date
        ---------                  --------                          ----


/s/ Peter T. Paul           President and Director                March 26, 1998
-------------------------    (Principal Executive Officer)
Peter T. Paul


/s/ Becky S. Poisson        Vice President and Director           March 26, 1998
-------------------------
Becky S. Poisson


/s/ Gilbert J. MacQuarrie   Vice President, Treasurer,            March 26, 1998
-------------------------   Secretary and Director
Gilbert J. MacQuarrie       (Principal Financial Officer and
                            Principal Accounting Officer)


/s/ Steven M. Abreu
-------------------------
Steven M. Abreu             Vice President and Director           March 26, 1998


-------------------------
Kenneth Siprelle            Director                              March __, 1998


-------------------------
John Edmonds                Director                              March __, 1998


/s/ Kristen Decker          Vice President                        March 26, 1998
-------------------------
Kristen Decker

                                INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.             Description
-----------             -----------

99.1                    Statement of Compliance of the Master Servicer.

99.2 Annual Report of Independent Accountant with respect to the Master Servicer's overall servicing operations.